Form 10QSB
period 1997-09-30
PLAYSTAR CORP /CN/
filed 1997-11-14
CIK 1038308

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended  September 30, 1997
      (  )Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from _____________ to __________________

                  Commission File Number: 0-22443

                       PlayStar Corporation
 (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Delaware                         51-0378588
           (State or Other Jurisdiction of        (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

   50 Wellington Street East, Top Floor, Toronto, Ontario, Canada M5E 1C8
             (Address of Principal Executive Offices)

                          (416) 360-4531
         (Issuer's Telephone Number, Including Area Code)

                                N/A
  (Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No______

               APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: __________

      As of September 30, 1997, the Registrant had outstanding 15,812,500 shares of its Common Stock, par value $0.0001 per share.

      Traditional Small Business Disclosure Format (check one):
Yes x No _______

                               INDEX

                                                             PAGE

Part I.  FINANCIAL INFORMATION.......................         3

   Item 1.  Financial Statements.....................         3

      Interim   Consolidated   Balance  Sheet  as  of
        September 30, 1997 and June 30, 1997.........         3

      Interim Consolidated  Statement of Loss for the
        three  months  ended  September 30,  1997 and         4
        for the period  from  inception  (October  3,
        1996) to September 30, 1997..................

      Interim  Consolidated  Statement of Accumulated
        Deficit   for   the   three    months   ended         5
        September 30,  1997 and for the  period  from
        inception  (October 3, 1996) to September 30,
        1997.........................................

      Interim  Consolidated  Statement  of Cash Flows
        for  the  three  months  ended  September 30,         6
        1997  and  for  the  period  from   inception
        (October 3, 1996) to September 30, 1997......

      Notes   to   Interim   Consolidated   Financial         7
        Statements...................................

   Item 2.  Management's  Discussion  and Analysis or
            Plan of Operation........................         8

Part II.  OTHER INFORMATION..........................         11

   Item 6.  Exhibits.................................         11

                              PART I

                       FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       PLAYSTAR CORPORATION
                   (A Development Stage Company)

                    CONSOLIDATED BALANCE SHEET
                     AS AT SEPTEMBER 30, 1997
                            (Unaudited)
                              (U.S.$)

ASSETS

                                          SEPT. 30, 1997  JUNE 30, 1997
                                            (Unaudited)
CURRENT
   Cash and cash equivalents                  $33,961      $109,138
   Accounts receivable                             -            166
   Prepaid expenses                               847         1,694
                                              -------     ----------

                                              $34,808      $110,998


LIABILITIES

CURRENT
   Accounts payable and accrued liabilities   $12,550       $56,045


SHAREHOLDERS' EQUITY

CAPITAL STOCK
   Authorized
   30,000,000 common shares at stated
   value $.0001 per share
   Issued and outstanding
   15,812,500 common shares                     1,581         1,581

ADDITIONAL PAID-IN CAPITAL                    836,604       836,604

DEFICIT, accumulated during the development
stage                                        (815,927)     (783,232)
                                             --------      --------
                                               22,258        54,953
                                             --------      --------

                                              $34,808      $110,998
                                             --------      --------


The accompanying notes to financial statements are an integral part of these statements.

                       PLAYSTAR CORPORATION
                   (A Development Stage Company)

                  CONSOLIDATED STATEMENT OF LOSS
         FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1997
                            (Unaudited)
                              (U.S.$)




                                                            Cumulative
                                          SEPT. 30, 1997    SEPT. 30, 1997
                                            (Unaudited)     (Unaudited)
REVENUE

   Interest income                             $  271       $3,293
                                               ------       ------


EXPENSES

   Professional fees                           17,734       32,149
   Development costs                            8,840      763,367
   Promotion                                    4,500        4,500
   General and administrative                   1,892       15,748
   Incorporation costs                              -        3,456
                                               ------      -------
                                               32,966      819,220


NET LOSS                                     $(32,695)   $(815,927)


LOSS PER SHARE                               $   0.01    $    0.05
                                             ---------   ---------



The accompanying notes to financial statements are an integral part of these statements.

                       PLAYSTAR CORPORATION
                   (A Development Stage Company)

           CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
         FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1997
                            (Unaudited)
                              (U.S.$)




                                                            Cumulative
                                        SEPT. 30, 1997    SEPT. 30, 1997
                                         (Unaudited)       (Unaudited)


ACCUMULATED DEFICIT, beginning of period  $  783,232      $      NIL


NET LOSS                                      32,695         815,927
                                             --------     ----------


ACCUMULATED DEFICIT, end of period        $  815,927      $  815,927
                                          ----------      ----------



The accompanying notes to financial statements are an integral part of these statements.

                       PLAYSTAR CORPORATION
                   (A Development Stage Company)

               CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1997
                            (Unaudited)
                              (U.S.$)


                                                               Cumulative
                                              SEPT. 30,1997  SEPT. 30,1997
                                               (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                    $ (32,695)     $(815,927)
    Adjustments  to  reconcile  net
    loss  to net  cash  provided  by
    operating activities:
    Development costs paid through
    issuance of stock                                  -        175,000
    Changes in operating assets and
    liabilities
    - accounts receivable                            166           -
    - prepaid expenses                               847          (847)
    - accounts payable                           (43,495)       12,550
                                               -----------    ---------

   Net cash used in operating activities         (75,177)     (629,224)
                                               -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common
   shares (net of issue costs)                         -       663,185
                                               -----------    ---------

   Net cash provided from financing
   activities                                          -       663,185
                                               -----------    ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             (75,177)       33,961

CASH AND CASH EQUIVALENTS, beginning of period   109,138           -
                                                 ----------    -------

CASH AND CASH EQUIVALENTS, end of period         $33,961     $  33,961
                                                 ----------  ---------

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company paid for development costs in the amount of $175,000 through the issuance of common shares.

For the purposes of presentation in the statement of cash flows, cash and marketable securities with original maturities of less than three months, have been classified as cash and cash equivalents.

The carrying value of these items approximates fair value.

The accompanying notes to financial statements are an integral part of these statements.

                       PLAYSTAR CORPORATION
                   (A Development Stage Company)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1997
                              (Unaudited)
                                (U.S.$)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a)  BASIS OF PRESENTATION

        The unaudited consolidated balance sheet as of September 30, 1997 and June 30, 1997 and unaudited consolidated statements of loss, accumulated deficit, and cash flows for the three months then ended, together with cumulative unaudited financial information since inception, October 3, 1996, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

    b)  NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of PlayStar Corporation (the "Company") and its wholly owned subsidiary PlayStar Limited. All intercompany accounts and transactions have been eliminated on consolidation.

        The Company has been in the development stage since its incorporation on October 3, 1996. The Company, through its subsidiary, designs, develops and intends to operate, promote and commercialize an on-line gaming service operating interactive, software-based games of chance, accessible world-wide through the Internet.

    c)  DEVELOPMENT COSTS

        Development costs associated with the design, development, operation, promotion and commercialization are changed to expense in the period incurred.

    d)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              PLAYSTAR CORPORATION
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1997
                                   (Unaudited)
                                     (U.S.$)


2.  BUSINESS ACQUISITIONS

    PLAYSTAR LIMITED

      On October 9, 1996, the Corporation acquired 100% of the issued and outstanding common shares of PlayStar Limited, in exchange for 12,000,000 common shares of the Corporation.

3.  STOCK OPTION PLANS

      On October 9, 1996, the Company adopted a stock option plan authorizing the granting of options to purchase an additional 10,000,000 common shares.

      A total of 4,100,000 options have been granted during the period. Two of the Company's executive officers were granted stock options totaling 1,570,000 shares, exercisable at $0.05/share until October 9, 2001. No stock options have been exercised to-date.



Item  2.   Management's   Discussion   and   Analysis  or  Plan  of Operation.

      The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

      PlayStar Corporation.

      The Company is a development stage company which provides management, business development, finance and marketing consulting services to companies which primarily develop Internet-based products and software, including on-line gaming and electronic commerce applications, and which, through its subsidiary,

PlayStar Limited, intends to operate, promote and commercialize an on-line gaming service which will offer interactive, software-based games of chance. The Company identifies new software and communications-based technologies and provides certain management and financial expertise necessary to successfully market and develop these technologies as commercial products. The Company also provides business services, including financial transaction processing and software technology sales, to support the development of these products. To date, the Company's activities have focused primarily on PlayStar Limited, a Jersey Channel Islands corporation, wholly-owned by the Company. The Company expects to generate revenue through management and technical consulting fees and through software royalties and licenses.

      The Company was incorporated in the State of Delaware on October 3, 1996. During the succeeding months, the Company raised an aggregate of $1,000,000 in capital through three private placements completed pursuant to Rule 504 promulgated under the Securities Act. This financing has been sufficient to satisfy the Company's cash requirements through the date hereof. From these proceeds, the Company has paid approximately $435,000 for technical development services provided by Dreamplay Research Corp. ("Dreamplay") of Toronto, Ontario and approximately $325,000 for legal, accounting, public relations and administrative services. The Company estimates, however, that the total amount of "seed capital" required to proceed with current operations and to bring PlayStar Limited's services to market will be between $12,000,000 and $15,000,000, including approximately $1,000,000 for research and development, approximately $5,000,000 for advertising, marketing and promotional efforts, and approximately $6,000,000 for working capital. As the Company currently has only $34,000 on hand, management intends to raise additional capital during the next twelve months through additional private placements of unregistered shares of its Common Stock conducted under an exemption provided by the Securities Act or by the rules of the Securities and Exchange Commission. Since September 1997, management has actively pursued initiatives to raise $2.75 million to satisfy the Company's cash requirements for the next twelve months.

      To date, the Company has provided consulting services exclusively to its subsidiary, PlayStar Limited. The Company has also closely supervised the consulting services provided by Dreamplay to PlayStar Limited. During the next twelve months, the Company intends to continue providing consulting services to PlayStar Limited which will enable PlayStar Limited to complete its organization and develop its products and services. Management also anticipates that the Company will continue to supervise Dreamplay's efforts to develop PlayStar Limited's software systems.

      Recently, the Company began developing electronic cash systems and related financial services. Management is currently negotiating with two providers of credit card clearing services to permit the Company to authenticate and process credit card and other financial transactions which occur over the Internet. During the next twelve months the Company intends to continue developing these services to facilitate Internet commerce. Management anticipates that the Company will be able to offer such services to PlayStar Limited, as well as the general marketplace, during the first quarter of 1998.

      The Company expects to increase its number of employees during the next twelve months. The Company currently has one full-time employee who serves as the President, Chief Executive Officer, Chief Financial Officer and Treasurer. Management anticipates increasing the Company's executive team to include personnel who will supervise marketing, sales, business development and international operations. The Company also intends to increase the number of staff employees as its business may permit or require.

      From time to time, the Company retains consultants and consulting firms which provide the Company with certain expertise in financing, development, marketing and software and telecommunications technologies. Management intends to continue utilizing the services and expertise of consultants in specific areas of the Company's business as necessary.

      PlayStar Limited.

      PlayStar Limited's initial efforts for its first twelve months centered on the development of its on-line gaming and financial transaction processing services. During this period, PlayStar Limited developed its software games and system test site. In the five months during which PlayStar Limited operated its system test site, visitors played more than 1.2 million games and provided PlayStar Limited with valuable comments and feedback. PlayStar Limited also began developing its casino management and financial processing systems during this time. The casino management system recently entered the final stages of development, and PlayStar Limited has begun alpha testing of the system. Management expects that PlayStar Limited will continue to develop and test these systems through the remainder of the year.

      Management plans to continue negotiating licensing arrangements with certain countries and intends to finalize the location of the operations base for PlayStar Limited's on-line casino in the near future. The company has secured the interest of three such countries, two of which are members of the Organization for Economic Cooperation and Development (OECD). Provided that all regulatory and financial requirements are satisfied, PlayStar Limited intends to establish its operations base and begin operation of its on-line casino during the first quarter of 1998. Management plans to organize a wholly-owned subsidiary in the country in which PlayStar Limited's operations base is eventually located which will manage and operate the casino.

      The launch of the on-line casino will be a critical factor for PlayStar Limited's success. Accordingly, management plans to announce the opening of the casino through selected world media, press conferences and an advertising campaign. Management is currently negotiating with an established marketing communications firm and a media buying company to oversee PlayStar Limited's promotional efforts and advertising needs.

      Once PlayStar Limited's services are fully operational, management plans to employ 5 "Crews", each of which will consist of a Gaming Supervisor, a Computer Technician and a Customer Assistant. The Gaming Supervisor will be responsible for overseeing all gaming activity and resolving any concerns patrons may have. The Computer Technician will maintain and ensure the smooth operation of play. The Customer Assistant will provide general support and customer service. Customer Assistants will be responsible for the immediate handling of players' questions and complaints. Management anticipates that employee growth will be greatest in this area.

      During the next twelve months, PlayStar Limited intends to acquire and lease computer and telecommunications equipment to facilitate its operations computer center. The estimated cost of this equipment will be approximately $1,200,000.

      Finally, since PlayStar Limited's revenues depend on casino winnings from customers, management will endeavor to develop a loyal customer base. PlayStar Limited's marketing will be directed to establish PlayStar Limited and its "dancing star" logo as a symbol of integrity, quality and innovation in both the Internet gaming and interactive entertainment markets. Ultimately, management foresees that such efforts will establish the "PlayStar" name as a premier brand in on-line gaming.


                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibit 27    Financial Data Schedule

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PLAYSTAR CORPORATION

Date: November 14, 1997

                               By:  /s/ Julius Patta
                                    Julius Patta
                                    President, Chief Executive
                                    Officer, Chief  Financial Officer
                                    and Treasurer


                               By:  /s/ Simon Bramson
                                    Simon Bramson
                                    Secretary