Form 10QSB
period 1997-12-31
PLAYSTAR CORP /CN/
filed 1998-02-17
CIK 1038308

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      ( ) For the quarterly period ended December 31, 1997
      ( ) Transition report under Section 13 or 15(d) of the
          Exchange Act
      For the transition period from _____________ to _________

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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No____

               APPLICABLE ONLY TO CORPORATE ISSUERS

      As of February 17, 1998, the Registrant had outstanding 18,071,774 shares of its Common Stock, par value $0.0001 per share.

      Traditional Small Business Disclosure Format (check one):
Yes         x          No __________

                                      INDEX

                                                            PAGE

Part I.  FINANCIAL INFORMATION.......................         3

   Item 1.  Financial Statements.....................         3

      Consolidated  Balance Sheets as of December 31,
        1997 and June 30, 1997.......................         3

      Interim Consolidated  Statement of Loss for the
        three    months   and   six   months    ended
        December 31,   1996  and  1997  and  for  the
        period  from  inception  (October 3, 1996) to
        December 31, 1997............................         4

      Interim  Consolidated  Statement of Accumulated
        Deficit  for the three  months and six months
        ended  December 31, 1996 and 1997 and for the
        period  from  inception  (October 3, 1996) to
        December 31, 1997............................         5

      Interim  Consolidated  Statement  of Cash Flows
        for the six months  ended  December  31, 1996
        and 1997 and for the  period  from  inception
        (October 3, 1996) to December 31, 1997.......         6

      Notes to Consolidated Financial Statements.....         7

   Item 2.  Management's  Discussion  and Analysis or
            Plan of Operation........................         8

Part II.  OTHER INFORMATION..........................         12

   Item 6.           Exhibits........................         12

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                             AS AT DECEMBER 31, 1997
                                     (U.S.$)


ASSETS


                                             DEC 31,1997  JUNE 30, 1997
                                             (Unaudited)   (Audited)
CURRENT
   Cash and cash equivalents                 $363,446      $109,138
   Accounts receivable                             -            166
   Prepaid expenses                            75,000         1,694
                                             ----------  -----------

                                             $438,446      $110,998


LIABILITIES

CURRENT
   Accounts payable and accrued liabilities   $15,326       $56,045

SHAREHOLDERS' EQUITY

CAPITAL STOCK
   Authorized
   30,000,000 common shares at stated value
   $.0001 per share
   Issued and outstanding
   17,781,774 common shares                     1,778         1,581

ADDITIONAL PAID-IN CAPITAL                  1,623,797       836,604

DEFICIT, accumulated during the development
 stage                                     (1,202,455)     (783,232)
                                              423,120        54,953
                                            ---------      --------
                                             $438,446      $110,998

The accompanying notes to financial statements are an integral part of these statements.

                         CONSOLIDATED STATEMENT OF LOSS
                                     (U.S.$)




                 THREE MONTHS ENDING SIX  MONTHS  ENDING CUMULATIVE



                   DEC 31,1997 DEC 31,1996 DEC 31,1997 DEC 31,1996  DEC 31,1997
REVENUE             (Unaudited)(Unaudited) (Unaudited) (Unaudited)  (Unaudited)

  Interest income     $  253      $    -      $  523     $    -     $   3,545
                       ------       ------     ------     ------    -----------



EXPENSES

  Development costs  377,203       709,202     386,043   709,202    1,140,570
   Professional fees   7,932         1,041      25,666     1,041       40,081
   Promotion             -             -         4,500        -         4,500
   General and
   administrative      1,646         2,157       3,537     2,157       17,393
   Incorporation costs   -             -           -          -         3,456
                     -------       -------     -------   -------    ---------
                     386,781       712,400     419,746   712,400    1,206,000
                     -------       -------     -------   -------    ---------

NET LOSS          $(386,528)    $ (712,400)  $(419,223) (712,400) $(1,202,455)
                  ----------    -----------   --------  ---------  -----------


LOSS PER SHARE      $  (.02)       $  (.04)  $   (.02)    $ (.04) $     (.06)
                    -------        -------    --------    -------  ----------




The accompanying notes to financial statements are an integral part of these statements.

           CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
                                     (U.S.$)


                 THREE MONTHS ENDING       SIX  MONTHS ENDING        CUMULATIVE

                                                      (Note 5)
                 DEC 31,1997 DEC 31,1996 DEC 31,1997 DEC 31,1996   DEC 31,1997
                (Unaudited) (Unaudited)  (Unaudited) (Unaudited)   (Unaudited)


ACCUMULATED DEFICIT
beginning of period $815,927 $  NIL     $  783,232   $     NIL     $    NIL

NET LOSS             386,528  712,400      419,223     712,400     1,202,455
                     -------  -------      -------     -------     ---------

ACCUMULATED DEFICIT
end of period     $1,202,455 $712,400   $1,202,455    $712,400     $1,202,455
                  ---------- --------   ----------    --------     ----------



The accompanying notes to financial statements are an integral part of these statements.

               CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE SIX MONTH PERIOD ENDING DECEMBER 31, 1997
                                     (U.S.$)

                                                                  Cumulative
                                      DEC 31,1997  DEC 31,1996   DEC 31,1997
                                      (Unaudited)  (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES


Net loss                              $ (419,223)  $ (712,400)   $(1,202,455)
Adjustments to reconcile net loss
to net cash provided by operating
activities:
    Development costs paid through
    issuance of stock                        -        175,000        175,000
    Changes in operating assets and
    liabilities
    - accounts receivable                    166         -
    - prepaid expenses                   (73,306)        -           (75,000)
    - accounts payable                   (40,719)      12,259         15,326
                                        ---------     -------     -----------

   Net cash used in operating activities(533,082)    (525,141)    (1,087,129)

CASH FLOW FROM INVESTING ACTIVITIES
   Incorporation costs                      -          (2,655)         -
                                          -------      -------      -------
   Net cash used in investing activities    -          (2,655)         -
                                          -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common
    shares (net of issue costs)          787,390      721,180     1,450,575
   Net cash provided from financing
    activities                           787,390      721,180     1,450,575



NET INCREASE IN CASH & CASH EQUIVALENTS  254,308      193,384       363,446

CASH AND CASH EQUIVALENTS, beginning
  of period                              109,138          -           -
                                        --------      -------      ---------

CASH AND CASH EQUIVALENTS, end
  of period                           $  363,446     $193,384      $363,446
                                      ----------     --------      --------

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

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                     (U.S.$)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a)  BASIS OF PRESENTATION

        The unaudited consolidated balance sheet as of December 31, 1997 and unaudited consolidated statements of loss, accumulated deficit, and cash flows for the three months and six months then ended, together with cumulative unaudited financial information since inception, October 3, 1996, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements for the period from inception, October 3, 1996 to June 30, 1997, and the notes thereto included in the Company's Form 10-SB, as amended, filed with the Securities and Exchange Commission. The results for the three months and six months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

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

3.  SUBSEQUENT EVENTS

      In addition to the 1,969,274 shares issued from treasury during the period, a further 290,000 shares were issued at $0.50 in January 1998.

4.  STOCK OPTION PLANS

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

5.  COMPARABLE FIGURES

      Information reported as of December 31, 1996 represents the period from inception (October 3, 1996) to December 31, 1996.


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

      PlayStar Corporation.

      PlayStar Corporation (the "Company") is a development stage company which provides management, business development, finance and marketing consulting services to companies which primarily develop Internet-based products and software, including on-line gaming and electronic commerce applications, and which, through its subsidiary, PlayStar Limited, a Jersey, Channel Islands corporation ("PlayStar Limited"), intends to operate, promote and commercialize an on-line gaming service which will offer interactive, software-based games of chance. The Company identifies new software and communications-based technologies and provides certain management and financial expertise necessary to successfully market and develop these technologies as commercial products. The Company also provides business services, including financial transaction processing and software technology sales, to support the development of these products. To date, the Company's activities have focused primarily on PlayStar Limited. The Company expects to generate revenue through management and technical consulting fees and through software royalties and licenses.

      The Company was incorporated in the State of Delaware on October 3, 1996. During the succeeding months, the Company raised an aggregate of $1,000,000 in capital through three private placements completed pursuant to Rule 504 promulgated under the Securities Act. The Company recently raised an additional $1,004,637 through two private placements. On January 19, 1998, the Company closed an offering to two investors of 1,250,000 shares of the Company's Common Stock at a price of $.40 per share, resulting in gross proceeds of $500,000. The shares were issued in reliance on an exemption from registration pursuant to
Section 4(2) under the Securities Act and Regulation D promulgated under the Securities Act. On January 19, 1998, the Company closed an offering to 12 foreign investors of 1,009,274 shares of the Company's Common Stock at a price of $.50 per share, resulting in gross proceeds of $504,637. The shares were issued in reliance on an exemption from registration pursuant to Regulation S under the Securities Act. This financing has been sufficient to satisfy the Company's cash requirements through the date hereof. From these proceeds, the Company has paid approximately $785,000 for technical development services provided by Dreamplay Research Corp. ("Dreamplay") of Toronto, Ontario and approximately $375,000 for legal, accounting, public relations and administrative services. The Company estimates, however, that the total amount of seed capital required to proceed with current operations and to bring PlayStar Limited's services to market will be between $12,000,000 and $15,000,000, including approximately $1,000,000 for research and development, approximately $5,000,000 for advertising, marketing and promotional efforts, and approximately $6,000,000 for working capital. To facilitate these activities, management intends to raise additional capital during the next twelve months through additional private placements of unregistered shares of its Common Stock conducted under an exemption provided by the Securities Act or by the rules of the Securities and Exchange Commission.

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

      Recently, the Company began developing certain financial services to facilitate Internet commerce. The Company has completed the development and testing of an electronic cash system and has reached an agreement with a registered United States banking institution for the provision of certain merchant services. As a result of these developments, the Company is currently able to authenticate and process credit card and other financial transactions which occur over the Internet. PlayStar Limited recently became the Company's first customer for such services. Management anticipates that the Company will also offer these services to other commercial vendors during the first quarter of 1998.

      In November 1997, the Company's Board of Directors approved a plan of reorganization whereby the Company would become an Antigua, West Indies corporation. Subject to the approval of the Company's shareholders, the Company expects to consummate its reorganization around the end of the first quarter of 1998.

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

      PlayStar Limited.

      PlayStar Limited's initial efforts for its first twelve months centered on the development of its on-line gaming and financial transaction processing services. During this period, PlayStar Limited developed its software games and system test site. In the nine months during which PlayStar Limited operated its system test site, visitors played more than 2.2 million games and provided PlayStar Limited with valuable comments and feedback. PlayStar Limited also began developing its casino management and financial processing systems during this time. The casino management system recently entered the final stages of development, and PlayStar Limited has begun alpha testing of the system. Additionally, PlayStar Limited has begun to incorporate certain electronic cash processing technology, which it licenses from the Company, into its casino management system. Management expects that PlayStar Limited will continue to develop and test these systems through the first quarter of 1998.

      In December 1997, PlayStar Limited applied for an electronic casino gaming license from the Antiguan government. The Company has organized a new subsidiary, Antigua Casino and Sportsbook Limited, an Antigua corporation ("Antigua Casino"), which will operate the electronic casino from Antigua if the license is granted. The Company intends to license its gaming technology to both Antigua Casino and other operators of electronic casinos. Provided that all regulatory and financial requirements are satisfied, PlayStar Limited intends to establish its operations base and begin operation of its on-line casino around the end of the first quarter of 1998.

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

      During the next twelve months, PlayStar Limited intends to acquire and lease computer and telecommunications equipment to facilitate its operations computer center. The estimated cost of this equipment will be approximately $1,200,000. Additionally, Dreamplay has purchased approximately $300,000 of equipment which it intends to install in PlayStar Limited's casino pursuant to its consulting agreement.

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

      (a)  Exhibit 27Financial Data Schedule

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PLAYSTAR CORPORATION

Date: February 16, 1998

                               By:  /s/ Julius Patta
                                    Julius Patta
                                    President, Chief Executive
                                    Officer, Chief  Financial Officer
                                    and Treasurer