Form 10QSB
period 1998-03-31
PLAYSTAR CORP /CN/
filed 1998-06-17
CIK 1038308

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly  period ended March 31, 1998
      ( ) Transition  report under Section 13 or 15(d) of the Exchange Act
          For the transition period from _______________ to ________________

                         Commission File Number: 0-22443
                              PlayStar Corporation
     (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Delaware                         51-0378588
           (State or Other Jurisdiction of        (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

     c/o United Corporate Services, Inc., 15 East North Street,
                              Dover, Delaware 19901
                    (Address of Principal Executive Offices)

                          (268) 562-0073
         (Issuer's Telephone Number, Including Area Code)

        50 Wellington Street East, Top Floor, Toronto, Ontario, Canada (Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         x          No __________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of April 15, 1998, the Registrant had outstanding 18,378,774 shares of its Common Stock, par value $0.0001 per share.

      Traditional Small Business Disclosure Format (check one):
Yes         x          No __________

                                      INDEX

                                                            PAGE

Part I.  FINANCIAL INFORMATION.......................         3

   Item 1.  Financial Statements.....................         3

      Consolidated Balance Sheets as of March 31,
        1998 and June 30, 1997.......................         3

      Consolidated Statement of Loss for the three
        months and nine months ended March 31, 1997
        and 1998 and for the period from inception
        (October 3, 1996) to March 31, 1998..........         4

      Consolidated Statement of Shareholders' Equity
        for the nine months ended March 31, 1998.....         5

      Consolidated Statement of Cash Flows for the
        nine months ended March 31, 1997 and 1998
        and for the period from inception (October
        3, 1996) to March 31, 1998...................         6

      Notes to Consolidated Financial Statements.....         7

   Item 2.  Management's Discussion and Analysis or
            Plan of Operation........................         10

Part II.  OTHER INFORMATION..........................         13

   Item 6.           Exhibits........................         13

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                              AS AT MARCH 31, 1998
                                     (U.S.$)


ASSETS

                                         Mar 31,1998   June 30,1997
                                         (Unaudited)     (Audited)
CURRENT
   Cash and cash equivalents                 $184,075    $109,138
   Share subscriptions receivable               2,850          -
   Accounts receivable                             -          166
   Prepaid expenses and sundry assets         197,941       1,694
                                             ----------- -----------

                                             $384,866    $110,998


LIABILITIES

CURRENT
   Accounts payable and accrued liabilities   $38,826     $56,045



SHAREHOLDERS' EQUITY

CAPITAL STOCK
   Authorized
   30,000,000 common shares at stated value
   $.0001 per share
   Issued and outstanding
   18,378,774 common shares                     1,834       1,581

ADDITIONAL PAID-IN CAPITAL                  1,743,377     836,604

DEFICIT, accumulated during the
   development stage                       (1,399,171)   (783,232)

TOTAL SHAREHOLDERS' EQUITY                    346,040      54,953
                                             --------     -------

                                             $384,866    $110,998


The accompanying notes to financial statements are an integral part of these statements.

                         CONSOLIDATED STATEMENT OF LOSS
                                     (U.S.$)

                    THREE MONTHS ENDING      NINE MONTHS ENDING    CUMULATIVE

                                                         (Note 6)

                    Mar 31,1998 Mar 31,1997 Mar 31,1998 Mar 31,1997 Mar 31,1998
REVENUE             (Unaudited)(Unaudited)  (Unaudited) (Unaudited) (Unaudited)

Interest income     $ 1,104      $2,280       $1,628      $2,280      $ 4,650
                    ------       ------       ------      ------      ---------



EXPENSES

 Professional fees  181,224       4,000      206,890       5,041      221,305
 Development costs   11,915      28,125      397,959     737,327    1,152,486
 General and
  administrative      4,681       3,028        8,218       5,185       22,074
 Promotion             -             -         4,500        -           4,500
 Incorporation costs   -             -           -          -           3,456
 Amortization          -             66          -            66           -
                    -------      ------       ------      ------      -------
                    197,820      35,219      617,567     747,619    1,403,821
                    -------      ------      -------     -------    ---------

NET LOSS          $(196,716)   $(32,939)   $(615,939)  $(745,339) $(1,399,171)
                  ---------    ---------    ---------  ---------  ------------


LOSS PER SHARE    $    (.01)   $   (.01)   $   (.04)   $    (.05)   $    (.09)
                    ---------  ---------   ---------   ----------  -----------

WEIGHTED AVERAGE
NUMBER OF SHARES  18,165,947    15,812,500  16,726,815 14,641,061  15,887,564











The accompanying notes to financial statements are an integral part of these statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTH PERIOD ENDING MARCH 31, 1998
                                     (U.S.$)

                                                       Deficit
                                                   accumulated
                        Common        Additional        during           Total
                         stock           paid-in   development    shareholders'
                        shares  Amount   capital         stage         deficit
                        ------  ------ ---------   -----------    ------------

Beginning balance,
 July 1, 1997       15,812,500  $1,581 $836,604    $(783,232)         $54,953

Issuance of stock
for $500,000 U.S.
in November 1997 in
connection with a
private placement
offering; (@ $0.40/
share, net of issue
costs of $50,000)    1,250,000     125  449,875        -              450,000

Issuance of stock for
$362,139 U.S. in
December 1997, in
connection with a
private placement
offering; (@ $0.50/
share, net of issue
costs of $24,749)       724,274     72  337,318        -              337,390

Issuance of stock for
$142,500 U.S. in
January 1998, in
connection with a
private placement
offering; (@ $0.50/
share, net of issue
costs of $25,714)       285,000     29  116,757        -              116,786

Issuance of 250,000
shares in January 1998,
as a fee in  connection
with the November 1997
private placement
offering; (Fair Market
Value $0.85/share,
$212,500 U.S.)          250,000     25      (25)        -                  -

Issuance of stock for
$1,350 U.S. in January
1998, in connection
with exercise of stock
options; (@ $0.05/share) 27,000      1    1,349         -               1,350

Issuance of stock for
$1,500 U.S. in February
1998, in connection
with exercise of stock
options; (@ $0.05/share) 30,000      1    1,499         -               1,500

NET LOSS, March 31, 1998     -       -       -         (615,939)     (615,939)
                         -------     --   -----      ----------      --------

                     18,378,774   $1,834 $1,743,377 $(1,399,171)     $346,040
                     ----------   ------ ---------- ------------     --------

The accompanying notes to financial statements are an integral part of these statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTH PERIOD ENDING MARCH 31, 1998
                                     (U.S.$)

                                                                      Cumulative
                                     Mar 31,1998     Mar 31,1997     Mar 31,1998
                                     -----------     -----------     -----------
                                     (Unaudited)     (Unaudited)     (Unaudited)
                                                     (Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                             $ (615,938)     $(745,339)     $(1,399,171)
Adjustments to reconcile net loss
to net cash provided by operating
activities:
 Development costs paid through
 issuance of stock                           -         175,000          175,000
 Changes in operating assets
 and liabilities
    - share subscriptions receivable     (2,850)          -               -
    - accounts receivable                   166           -               -
    - prepaid expenses and sundry
      assets                           (196,248)        (2,604)        (197,941)
    - other assets                           -          (3,390)           -
    - accounts payable                  (17,219)        34,277           38,826
                                         -------        -------        --------

   Net cash used in operating
   activities                          (832,089)      (542,056)      (1,383,286)
                                       ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common
   shares (net of issue costs)          907,026        663,185        1,567,361
                                        -------        -------        ---------
   Net cash provided from financing
   activities                           907,026        663,185        1,567,361
                                        -------        -------        ---------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                              74,937        121,129          184,075

CASH AND CASH EQUIVALENTS, beginning
of period                               109,138          -                 -
                                        -------        -------         --------


CASH AND CASH EQUIVALENTS, end of
period                                $ 184,075        $121,129       $ 184,075
                                      ---------        --------        --------


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company paid for development costs in the amount of $175,000 through the issuance of common shares.

The Company paid for issue costs in the amount of $212,500 through the issuance of common shares.

For the purposes of presentation in the statement of cash flows, cash and marketable securities with original maturities of less than three months, have been classified as cash and cash equivalents.

The carrying value of these items approximates fair value.

The accompanying notes to financial statements are an integral part of these statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTH PERIOD ENDING MARCH 31, 1998
                                   (Unaudited)
                                     (U.S.$)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

    a)  BASIS OF PRESENTATION

        The unaudited consolidated balance sheet as of March 31, 1998, audited balance sheet as of June 30, 1997 and unaudited consolidated statements of loss, accumulated deficit and cash flows for the three and nine months then ended, together with cumulative unaudited financial information since inception, October 3, 1996, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements for the period from inception, October 3, 1996 to June 30, 1997, and the notes thereto included in the Company's Form 10-SB filed with the Securities and Exchange Commission.

    b)  NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of PlayStar Corporation ("the Company") and its wholly owned subsidiaries, PlayStar Limited and Antiqua Casino and Sports Book Limited. All intercompany accounts and transactions have been eliminated on consolidation.

        The Company has been in the development stage since its incorporation on October 3, 1996.

        The Company, through its subsidiaries, designs, develops and intends to operate, promote and commercialize an on-line gaming service operating interactive, software-based games of chance, accessible world-wide through the Internet.

    c)  DEVELOPMENT COSTS

        Development costs associated with the design, development, operation, promotion and commercial-ization are charged to expense in the period incurred.

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

    e)  EARNINGS PER SHARE

        The Company adopted SFAS No. 128 "Earnings per Share". This statement requires that the Company report basic and diluted earnings (loss) per share for all periods reported. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method.

        For all periods presented, common stock options are not included in the computation as they would be anti-dilutive.

    f)  CASH EQUIVALENTS

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

2.  BUSINESS ACQUISITIONS

    PLAYSTAR LIMITED

    On October 9, 1996, the Corporation acquired 100% of the issued and outstanding common shares of PlayStar Limited, in exchange for 12,000,000 common shares of the Company.

    On January 28, 1998, Antigua Casino and Sports Book Limited, an Antiguan company, was incorporated as a wholly owned subsidiary of Playstar Limited.

    The business combination has been accounted for as an "as if pooling of interests", since both, the Company and PlayStar Limited, are entities under common control. Accordingly, the assets and liabilities of the combining companies are recorded at their historical cost and results of operations include all entities from inception.

3.  STOCK OPTION PLANS

    On October 9, 1996, the Company adopted a stock option plan authorizing the granting of options to purchase an additional 10,000,000 common shares.

    During the period, an additional 550,000 options exercisable at $0.50-$0.75 per share, expiring between December 4, 2002 and March 30, 2003, have been granted. In addition, 670,000 options, at $0.05 per share, were cancelled bringing the total options outstanding as of March 31, 1998 to 3,923,000. All of the outstanding options have been granted to company officers, directors, employees and/or entities affiliated. 57,000 options have been exercised during the period.

     The  Company   adopted   SFAS  No.   123,   "Accounting   for   Stock-Based
     Compensation".  The  pronouncement  requires  entities   to recognize as
     compensation  expense  over  the    vesting    period  the  fair  value of
     stock-based awards on  the date of   grant.   Alternatively,  SFAS No. 123
     allows  entities   to continue to   apply the provisions of APB No. 25 and
     provide  pro forma net  income   and pro   forma  income  (loss) per share
     disclosures for   employee stock option  grants made  from 1995 forward as
     if the  fair-value-based  method, defined in SFAS   No.  123,  had been
     applied.

     The  Company has elected to adopt the disclosure-only provision of SFAS No.
     123,  and as  described  above,  will  continue to   apply APB No. 25 to
     account for stock options. Had compensation  expense   been determined as
     provided in SFAS No. 123, the pro forma effect would have been:

                                            Nine months        Cumulative
                                            -----------        ----------
    Net loss - as reported                  $(615,938)       $(1,399,171)
    Net loss - pro forma                     (631,938)        (1,530,171)
    Loss per share - as reported                (0.04)             (0.09)
    Loss per share - pro forma                  (0.04)             (0.10)

    The fair value of each option granted subsequent to 1996 is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1997 and 1998: dividend yield of 0%, expected volatility of 142%; risk free interest rate of 6% and expected lives of 5 years.

    The table below summarizes the activity in the plan.

                                                       Weighted-average
                                              Shares     exercise price
                                            ---------  ----------------
    Outstanding at beginning of period      4,100,000       $0.05
    Granted                                   550,000       $0.69
    Exercised                                  57,000       $0.05
    Cancelled                                (670,000)      $0.05
    Outstanding at the end of period        3,923,000       $0.14
    Options exercisable at the end of
    period                                  3,923,000       $0.14
    Weighted-average fair value of options
    granted during the period                    -          $0.65
    Weighted-average remaining contractual
    rights (months)                              -             59

4.  SUBSEQUENT EVENTS

    In April 1998, the company granted an additional 15,000 options exercisable at $0.50 per share, expiring on April 9, 2003.

    In May 1998, through a private placement offering, the company issued a further 420,500 shares at $0.40 per share and 437,000 shares at $0.50 per share, for gross proceeds of $386,700.

    Also in May 1998, 400,000 options outstanding as of March 31, 1998 were exercised at $0.05 per share.

5.    INCOME TAXES

    Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.

    The  Company  has  net  operating  loss   carry-forwards   of  approximately
    $1,400,000, which expire through the year 2012. The future tax benefit has been fully reserved by the use of valuation allowances.

6.    COMPARABLE FIGURES

    Information reported as of March 31, 1997 represents the period from inception, October 3, 1996 to March 31, 1997.

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

PlayStar Corporation.

      PlayStar Corporation (the "Company") is a holding company which, through its subsidiaries, PlayStar Limited and Antigua Casino & Sportsbook Limited ("Antigua Casino" and together with PlayStar Limited, the "Subsidiaries"), intends to operate, promote and commercialize an on-line gaming service which will offer interactive, software-based games of chance. Antigua Casino will conduct the Company's Internet gaming business, and PlayStar Limited will license gaming technology to Antigua Casino's Internet gaming business.

      In November 1997, the Company's Board of Directors approved a plan of reorganization (the "Reorganization") whereby the Company would become an Antigua, West Indies corporation. Subject to the approval of the Company's stockholders, the Company expects to consummate the Reorganization in July 1998. The Company has not yet commenced operation of its Internet gaming service, but expects to do so immediately following the consummation of the Reorganization. For the period from inception on October 3, 1996 until March 31, 1998, the Company's cumulative earned interest income was $4,650 and its accumulated deficit was $1,399,171.

      The Company was incorporated in the State of Delaware on October 3, 1996. During the succeeding months, the Company raised an aggregate of $1,000,000 in capital through three private placements completed pursuant to Rule 504 promulgated under the Securities Act. In January 1998, the Company raised an additional $1,004,637 through two additional private placements completed pursuant to Section 4(2) of the Securities Act and Regulations D and S promulgated thereunder. These financings have been sufficient to satisfy the Company's cash requirements through the date hereof. From these proceeds, the Subsidiaries paid approximately $860,000 for products provided by Dreamplay Research Corp. ("Dreamplay") and approximately $550,000 for legal, accounting, public relations and administrative services through June 3, 1998. PlayStar estimates, however, that the total amount of capital required to proceed with current operations and to bring the Subsidiaries' products and services to market will be approximately $2,300,000, including approximately $300,000 for research and development, approximately $1,500,000 for advertising, marketing and promotional efforts, and approximately $500,000 for working capital.

Subsequent Events

      In May 1998, the Company raised an additional $386,700 through a private placement offering completed pursuant to Regulation S promulgated under the Securities Act. See Part II, Item 5. The Company has also received subscriptions for the purchase of additional shares of Common Stock in the amount of $1,056,000, and expects to receive additional subscriptions in the near future. Accordingly, management believes that PlayStar will have sufficient funds to commence and conduct its operations for at least the next 12 months, not including any revenues generated from the operations of Antigua Casino.

PlayStar Limited

      PlayStar Limited's initial efforts for its first twelve months centered on the purchase of on-line gaming and financial transaction processing software. During this period, PlayStar Limited developed its software games and system test site. PlayStar Limited's casino management system recently entered the final stages of development, and PlayStar Limited has begun beta testing of the system. PlayStar Limited intends to license its gaming technology to Antigua Casino which will then operate the electronic casino.

Antigua Casino

      In December 1997, PlayStar Limited, on behalf of Antigua Casino, applied to the government of Antigua for an electronic casino gaming license. On January 28, 1998, the Antigua government granted approval for the issuance of the license to Antigua Casino. Although Antigua Casino has established its operations base, it has not yet commenced operations. Management anticipates that Antigua Casino will begin operation of its Internet casino immediately following the consummation of the Reorganization.

      The launch of the on-line casino will be a critical factor for Antigua Casino's success. Accordingly, the Company's management plans to announce the opening of the casino through selected world media, press conferences and an advertising campaign. Management is currently negotiating with an established marketing communications firm and media buying company to oversee Antigua Casino's promotional efforts and advertising needs.

      During the next twelve months, Antigua Casino intends to acquire and lease computer and telecommunications equipment to facilitate its computer operations center. The estimated cost of this equipment will be approximately $1,200,000. Dreamplay has bought approximately $300,000 worth of hardware/software, which it will provide to Antigua Casino and install into the casino as part of its agreement with PlayStar Limited.

      Finally, since Antigua Casino's revenues depend on customer gaming activities, the Company's management will endeavor to develop a loyal customer base. Antigua Casino marketing will be directed to establish the Company and its PlayStar-brand products as the mark of integrity, quality and innovation in both the Internet gaming and interactive entertainment markets. Ultimately, the Company's management foresees that such efforts will establish the "PlayStar" name as a premier brand in on-line gaming.

Year 2000 Compliance

      The Company uses a significant number of computer software programs and operating systems in its internal operations. The Company has initiated a review of its computer hardware and software to ensure that its computer-related applications will not fail or create erroneous results as a result of the use of two digits in various program date fields (the "Year 2000 issue"). The Company's cost of addressing the Year 2000 issue is not expected to be material. While the consequences of an incomplete or untimely resolution of the Year 2000 issue could be expected to have a negative effect on the future financial results of the Company, the Company expects that its Year 2000 issues will be satisfactorily resolved well before the year 2000. Certain of the Company's major suppliers have informed the Company that such suppliers do not anticipate problems in business operations due to Year 2000 issues. The Company is currently unable to determine the extent to which Year 2000 issues will affect its other suppliers, or the extent to which it would be vulnerable to the suppliers' failure to remediate any of their Year 2000 issues.

New Accounting Pronouncements

      In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for the quarter ending December 31, 1997.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Statement is effective for the Company's financial statements for the year ending June 30, 1999. The adoption of this Statement will not have a material effect on the Company's financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way a public business enterprise reports certain information about operating segments, and discloses enterprise-wide information about its products and services, activities in different geographic areas, and its reliance on major customers. The Statement is effective for the Company's financial statements for the year ending June 30, 1999. The adoption of this Statement will not have a material effect on the Company's financial statements.


                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information

      On May 31, 1998, the Company sold 857,500 shares of Common Stock to eight foreign investors, resulting in gross proceeds of $386,700. The shares were issued in reliance on an exemption from registration pursuant to Regulation S promulgated under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibit 27.    Financial Data Schedule

      (b) Reports on Form 8-K. A Report on Form 8-K was filed with the Securities and Exchange Commission on January 28, 1998, relating to certain private placements of the Company's Common Stock.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PLAYSTAR CORPORATION


Date: June 17, 1998
                              By: /s/ Julius Patta
                               Julius Patta, President

Date: June 17, 1998
                          By:  /s/ Willam F.E. Tucker
                               William F.E. Tucker
                               Chairman, Chief Executive Officer,
                                  Secretary and Treasurer